Form 10KSB
period 2002-12-31
TRINIDAD CORP /
filed 2003-06-11
CIK 350915

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

--------------------------
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION
FILE NUMBER 0-18515

ALPHA GENERATION, INC. ( Formerly Trinidad Corporation )
(EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

       TEXAS                                 76-0436998
   ---------------                      ----------------------
(State or other jurisdiction of    (IRS Employer Identification Number)
 corporation or organization )


                    1218 Autrey, Suite 2, Houston, Texas 77006
                  ----------------------------------------------
                    ( Address of Principal Executive Offices )


         Company's telephone number, including area code: (713) 523-7539




           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                       None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          50,000,000 shares no-par Common Stock
			     500,000 shares no-par Preferred Stock

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past Ninety (90) days

                                   Yes [ ] No {X]


        The issuers revenues for the year ended December 31, 2002 were $9,126 As of December 31, 2002 there were 8,954,347 shares of no-par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the Common Shares of the Company on of December 31, 2002 (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company was $0.00.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

FORM 10-KSB

ALPHA GENERATION, INC.

TABLE OF CONTENTS

PART I
	Item 1.	Description of Business
	Item 2.	Description of Property
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
	Item 5. Market for Common Equity and Related Stockholder Matters
	Item 6.	Management's Discussion and Analysis or plan of operations
	Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure

PART III
	Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
	Item 10. Executive Compensation
	Item 11. Security Ownership of Certain Beneficial Owners and
		 Management
	Item 12. Certain Relationships and Related Transaction

	Item 13. Exhibits and Reports on Form 8K

SIGNATURES


Part I

ITEM 1	BUSINESS

(A) BUSINESS DEVELOPMENT


Alpha Generation, Inc. (the "Company"), was organized with the name Seville Energy Corporation under the laws of the State of Colorado in August, 1980.

In a September 1980 private offering, the Company issued 1,600,000 shares of unregistered Common Stock for $0.125 per share. The offering raised approximately $450,000 that was used for working capital and the acquisition of oil and gas properties.

In January, 1981 the Company acquired forty percent (40%) of the outstanding Common Stock of Thornton Drilling Company, a Colorado Corporation engaged in drilling activities primarily in Oklahoma. Unregistered Common Stock was issued to Thornton Drilling Company in exchange for the Company's agreement to lend them up to $100,000 for operating capital. In December 1983, the Company sold its interest in Thornton Drilling Company for $50,000 cash and a promissory note in the amount of $23,000.

The Company completed a public offering of 6,000,000 shares of Common Stock and Warrants for an additional 2,000,000 shares in March 1981. The Common
Stock and Warrants were offered at a Unit at a price of $1.00 per Unit.
ach Unit contained Four shares of Common Stock and two Common Stock purchase Warrants. The Company netted from the public offering, after payment of underwriter commissions, legal and accounting fees, printing cost and other costs incurred in connection with the public offering, approximately $1,250,000. These funds were utilized in the acquisition of oil and gas properties, for working capital and the purchasing of of data processing investments.

In December 1983 the shareholders of the Company approved an amendment to its Articles of Incorporation, changing the Company's name to Seville Technologies, Inc. and changing the primary purpose of the Company to include engaging in the development, manufacturing and marketing of computer software, hardware and services so related in addition to acquiring, holding and conveying title to and copy rights for the same.

In March 1985 the Company entered into a memorandum of intent with the Steed Corporation to issue approximately 15,000,000 shares of the Company's Common Stock in exchange for $250,000 cash and certain other considerations. Steed paid the Company a total of $107,500 and received 6,382,352 through October 1983.

Beginning with the second quarter 1986 the Company ceased operations as a going concern. In July 1989 the Company was re-organized and became current on their reporting to the Securities and Exchange Commission. From July 1989 through March 1995 the Company sought a merger or acquisition with a private corporation that could provide assets and income to the Company. The executives were not successful in their efforts.

In March 1995 Andrew Krantz, 20533 Biscayne Blvd., Suite 4-141, North Miami Beach, Florida acquired controlling interest in the Company and moved the executive offices of the Company to that location. From that date to August 13, 1995 Mr. Krantz sold approximately 1,502,800 unregistered shares of the Company's Unregistered Common Stock throughout the Pacific Rim area through the brokerage firm of Moore Mackenzie, Inc., 178 Salcedo Street, LeGaspi Village, Makati, Metro Manila, Philipines. There were no monies recorded in a Company bank account or records of Company finances located. During the period that Mr. Krantz was CEO of the Company none of the required annual or quarterly reports were filed with the United States Securites and Exchange Commission.

On August 18, 1995 Mr. Krantz transferred controlling interest in the Company to Bryan and Deborah Ehlers, 18473 Covington Trace, Boca Raton, Florida 33498. From August 13,1995 through February 29, 1996 Mr. Ehlers sold approximately 571,800 unregistered shares of the Company's Common Stock through Moore Mackenzie, Inc. There are no financial records or bank accounts available that substantiate the disbursement of these funds. In addition Mr. Ehlers did not file any of the required annual or quarterly reports with the United States Securities and Exchange Commission.

From February 29, 1996 to July 15, 2001 the Company was de-listed from the OTC-BB for failing to file required reports and was inactive in the OTC securities market and as a viable organization.

On July 15, 2001 a group of security holders located in the Pacific Rim and the United States, interested in recovering their investment in the Company, commenced reorganization efforts. A temporary Board of Directors was appointed and a Shareholders Meeting was held on December 31, 2001.
A resolution approving a reverse merger with Alpha Generation, Inc., a Texas corporation operating in the mass media industry, was approved.

Alpha Generation Inc., the surviving corporation, was incorporated under the laws of the State of Texas on February 14, 1994 as a wholly owned subsidiary of Medeci Corporation, a publicly traded Company on the OTC-BB
(MDCC) now named Spectrasource Corporation (SPCC.OB). Medeci Corporation formed the Corporation for the purpose of developing a multi-level marketing organization in the retail distribution of cosmetic products and dietary supplements. The prime supplier of product was to be Eden Research Laboratories, Inc. San Antonio, Texas.

After unsuccessfully being able to establish a productive sales organization and a dependable source of product, on December 1, 1995 Medeci Corporation chose to shut down operations and sold the Corporation to Charles Sheffield of Houston, Texas.

Alpha Generation Inc. remained dormant until December 1, 1998 at which time the new owners of the private corporation changed the operations of the Company to financial consulting, corporate development, financial relations and mass media methods of awareness and public relations for development stage publicly traded corporations. The new operations of the Company are conducted through Intellcard Systems, Inc. A wholly owned subsidiary.



		EMPLOYEES

At fiscal year end, the Company and its subsidiaries had one (1) full time and three (3) part time employees.

CUSTOMERS AND SUPPLIERS

The Company's principal customers are development stage publicly traded companies seeking financial and public relations and corporate development required in the marketability of their securities.

Media sub-contractors used by the Company are national and international in scope. No one contractor accounts for a significant percentage of the Companies purchases.

COMPETITION

There is substantial competition in the financial and public relations field. A majority of the competitors have larger resources than the Company. The Company's success depends on marketing an effective product to a broad repeat customer base with an expanding line of services at attractive prices while maintaining a low overhead in operations.

ITEM 2. PROPERTIES

As of December 31, 2002, the Company and its subsidiaries lease approximately one thousand (1000) square feet at 1218 Autry Street, Houston, Texas 77006.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On December 31, 2002 the shareholders approved a Reorganization Agreement that merged Trinidad Corporation with Alpha Generation Inc. The surviving Company is Alpha Generation Inc.
See Exhibit 4.- Reorganization Agreement



PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has not been a market or trading activity for Trinidad Corporation securities since 1997.

As of December 31, 2003 the Company had 1720 shareholders of record.

The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION AND LIQUIDITY

As of December 31, 2002 the Company had total liabilities of $9351 compared to $9351 at December 31, 2001. For fiscal 2002 there was a working capital of $3848 as compared to $0.00 for fiscal 2001. This increase in working capital is attributable to a profitable operation in the recent fiscal year.

The Company expects that cash requirements for operations for the fiscal year 2003 will be provided by an increase in sales. However there can be no assurance that these activities will, in fact, provide capital for operations.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL 2001

The Company had fiscal 2002 sales of $27,180 as compared to $19,952 for 2001. Expenses were $19,747 for 2002 as compared to $21,337 for 2001. This expense decrease of 7.45 percent was in part caused by a budget reduction enacted after fiscal 2001

The net profit for 2002 was $9,126 compared to a net loss of <$1385> for 2001. A net profit of $00.0007 per share in 2002 as compared to a loss of <$00.0001> per share in 2001.

The Company plans to hold expenses at the lowest possible level until sales volume yields an acceptable level of net profit. In addition the Company forecasts that future operations will be funded by sales increases for the ensuing year.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The information contained in the preceding paragraphs is forward looking and involves risks and uncertainties that could specifically impact expected results. While it is impossible to itemize the many factors and specific events that would affect the outlook of any company, the outlook for 2003 is predominately based on its interpretation of what it considers key economic assumptions.

ITEM 7. FINANCIAL STATEMENTS






Alpha Generation Inc.

December 31, 2002

















Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230




CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 ? (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's

Board of Directors
Alpha Generation Inc.



INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Alpha Generation Inc. (Company) as of December 31, 2002 and 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended December 31, 2002 and 2001 and from inception to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,2002 and 2001 and the results of its operations and its cash flows for the years ended December 31,2002 and 2001 and from inception to December 31, 2002 in conformity with accounting principles generally accepted in the United States.



Clyde Bailey P.C.
San Antonio, Texas
May 4, 2003

Alpha Generation Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets


A S S E T S
                                  		As of December 31
					   2002		  	 2001
Current Assets:
 Cash					$  3,848 	$      	    -
 Accounts Receivable 		  	   3,070 	      	    -
Total Current Assets 		  	   6,918 	      	    -

Investments
 Investments		 	 	  19,849 	  	55,923

Total Investments		 	  19,849  	  	55,923

Total Assets		       		 $26,767 	 $	55,923


L I A B I L I T I E S

Current Liabilities:

Due to Officer				 $ 9,351 	  $ 	 9,351

Total Current Liabilities  		   9,351 	   	 9,351


Total Liabilities			   9,351   	   	 9,351


STOCKHOLDERS'  EQUITY

Preferred Stock:
500,000 authorized shares,
no par value 				 	- 		     0
no shares issued and
outstanding

Common Stock						    	     -
50,000,000 authorized shares,
no par value 6,118,374 shares
issued and outstanding
Additional Paid-in-Capital		 232,784 		232,784
Comprehensive Income (Loss)    		(215,553)	       (177,271)
Accumulated Income during
      the development period	            185 		 (8,941)

	Total Stockholders' Equity       17,416 		 46,572

	Total Liabilities and
	Stockholders'  Equity		$26,767 	        $55,923

Alpha Generation Inc.
(A Development Stage Enterprise)
Consolidated Statement of Operations

 	 			For the Twelve Months 	 From Inception
	 			ended December 31	 To Dec 31
 					2002	         2001	   2002
Revenues:
Revenues				$27,180 	$19,952  $61,527


Expenses:
  General and
  Administrative Expenses		 19,747   	 21,337   63,035

Total Expenses			 	 19,747 	 21,337   63,035

Net Loss from Operations 	  	  7,433          (1,385)  (1,508)

Other Income & Expenses:

Other Income			 	  1,693  	     - 	   1,693

Provision for Income Taxes:

Income Tax Benefit 		     	      -   	     - 	       -

Net Income (Loss)			$ 9,126        $(1,385)	  $  185

Basic and Diluted
      Earnings per Common Share 	   Nil	 	   Nil 	     Nil

Weighted Average
number of Common Shares	    	     8,954,347 	     8,954,347 8,954,347
used in per share calculations




Alpha Generation Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				For the Twelve Months 	From Inception
				Ended December 31	to December 31
				2002			2001		2002
Cash Flows from
Operating Activities:


Net Income (Loss)		 $9,126              $(1,385)	 	$185

Changes in operating
assets and liabilities:

Accounts Receivable		 (3,070)     	     (3,070)
Due to Officer			 (2,208)              1,385            2,163

Total Adjustments 		 (5,278)	      1,385            2,163

Net Cash used in
Operating  Activities  		  3,848 	          -            2,348

Cash Flows from
Investing Activities:


Net Cash used in
Investing Activities	   	     - 		          - 	          -

Cash Flows from
Financing Activities:

Common Stock	         	    - 	                  -           1,500

Net Cash used in
Financing Activities	  	    - 		          -           1,500


Net Increase in Cash  	        3,848 	                  -           3,848

Cash Balance, Begin Period  	    - 		          - 	          -

Cash Balance, End Period       $3,848 		  $       -          $3,848



Alpha Generation Inc.
(A Development Stage Enterprise)
Consolidated Statement of
Stockholders' Equity
Accumulated
                                  No Par  Paid-In  Accumulated Comprehensive Stockholders'
                   	  Shares  Value   Capital   Deficit 	Loss         Equity
Balance
February 14, 1994   	         -  $ -    $      -  $   -      $     -

Stock Issuance   	 8,954,347     -    232,784    	 -  	              232,784

Net Income (Loss) 	                                        $    185     $    185
Comprehensive Loss 	 			      (215,553)	       -     (215,553)

Balance
December 31, 2002 	 8,954,347     $-  $232,784   $(215,553)$    185     $ 17,416






1
Alpha Generation Inc.
Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies

Organization
Alpha Generation Inc. ("the Company") was incorporated under the laws of the State of Texas on February 14, 1994 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 500,000 authorized preferred shares with a par value of zero and with 6,118,374 common shares issued and outstanding as of December 31, 2002 and 2001 and no preferred shares outstanding.
In January of 1999, an amendment was filed with the Texas Secretary of State to add the authorized common shares to 50,000,000 and 500,000 preferred shares. On the 31st day of December 2001, the Company executed a "Reorganization Agreement" to acquire 100% of the outstanding shares of Trinidad Corporation ("Trinidad"), a Colorado corporation. Trinidad had no assets nor revenue prior to the merging with the Company.

Principles of Consolidation
These financial statements includes the accounts of the Company and Trinidad after the merger. All significant inter-company transactions and balances have been eliminated in consolidation.

Federal Income Tax
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost.

During 2000, the Company adopted the U.S. Securities and
Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.



6
Alpha Generation Inc.
Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
	   Earnings per Common Share
The Company adopted Financial Accounting Standards  (SFAS)
No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets consist primarily of property and equipment and note receivable, and other assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2002 there was no impairment of the Company's long-lived assets.

Marketable Securities
In accordance with Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and
Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale.
At December 31, 1999, the Company classified its investment portfolio as available for sale and held to maturity.
Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity. Gain or losses from the sale or redemption of the investments are determined using the specific identification method.




8
Alpha Generation Inc.
Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
           Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed
Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30,
"Reporting the Results of  Operations  -  Reporting  the
Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS
No. 144 will have a material effect on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission
of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires
the   classification of  gains  and  losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002.
Additionally,   SFAS  No.  145  requires  sale-leaseback
accounting  for certain lease modifications that have economic
effects similar to sale-leaseback transactions.   These
lease provisions   are  effective  for transactions occurring
after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities".
SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

..

9
Alpha Generation Inc.
Notes to Financial Statements

Note 2  -  Common Stock
The company has a total of 50,000,000 authorized common shares and 500,000 preferred shares without par value and with 6,118,374 common shares issued and outstanding and no preferred shares issued and outstanding as of December 31, 2002 and 2001.

The preferred shares are non-assessable callable and non-voting.


Note 3 - Income Taxes

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

Note 4 - Investments
The carrying amounts of marketable securities as shown in the accompanying balance sheetand their approximate market values at December 31, 2002 and 2001 are as follows:





					Gross 	   Gross
					Unrealized Unrealized  	Market
December 31, 2002		Cost	Gains	   Losses	Value
Availiable for sale:

Corporate Securities           19,664    185                    19,849

December 31, 2001
Availiable for sale:

Corporate Securities           46,982              (8,941)      55,923


Unrealized gains on securities available for sale at December 31, 2002 are shown net of income taxes as a component of stockholders' equity.


Note 5  -  Subsequent Events

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        AND ACCOUNTING AND FINANCIAL DISCLOSURE

	Prior to the merger, Trinidad Corporation had not filed an audited financial statement since 1994. The previous auditor is no longer in the accounting business therefore the surviving Company elected to use their auditor and a previous auditor for Trinidad Corporation, Clyde Bailey, CPA, 10924 Vance Jackson #404,
San Antonio, Texas 78230 (210) 699-1287.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

BUSINESS EXPERIEMCE

NAME			AGE		POSITION

Donald E. West          79	President, CEO / Director -
Mr. West's business career spans more than thirty years in the real estate business, including Home Building, Shopping Center
Development, Property Management and Brokerage. 1986 to present -
Commercial Real Estate brokerage business pursuing office building, income producing properties, leasing retail spaces and managing personally owned properties. 1976 to 1986 - Owner of Dewco Development. Involved in income producing properties, building and selling townhouses, and site acquisition for retail development.
Ownership and management of mid-sized apartment complexes. 1966-1976 - Associated with C & W Manhatten Associates developing K-Mart nationally (over 300 total). Responsible for site acquisition, lease negotiation coordination with general contractor, tenants and sale of finished property. Management and maintenance of office buildings and tenant space.
Licensed Texas Real Estate Broker


M. A. Ecclestone        69	Secretary/Treasurer/ Director -
1998 to 2000 Administrative Assistant, William A. Little and Company - Investment Bankers. 1995 to 1998 Secretary/Treasurer, Gulf Biomedical Corporation. 1988 to 1995 Administrative Assistant and Assistant Secretary Medeci Corporation ( MEDC, OTCBB ) 1985 to 1988 co -owner Proud Traditions Inc., Houston, Attended Sacred Heart College, Victoria, Australia.

Matthew C. Little     44	Director - Since 1990,
a Mechanical Designer in the Petroleum Industry.

Richard W. Markle     69	Director -
Since 1965 a practicing attorney in Houston, Texas. Mr. Markle is an independent director of the Company.

J. T. Williams         85	Director -
1970 to present has been President And CEO of Merger and Exchange
Network Incorporated specializing in acquisitions, mergers, special financial situations and corporate development.

ITEM 10. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS AND TERMINATION AGREEMENTS. None

CASH COMPENSATION. None

STOCK BASED COMPENSATION. Donald E. West and M. A. Ecclestone each receive one thousand (1000) shares of the Company's Common Stock monthly as compensation.

STOCK OPTIONS AND LONG TERM COMPENSATION PLANS. None

DIRECTOR COMPENSATION. The Company has no standard arrangement by which its Directors are compensated. No compensation has been received as of December 31, 2001.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2001. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name and Address of
Beneficial Owner	        Position	 Number of Shares   Percentage

M. A. Ecclestone	     	Secy/Treas/	    	113,002         01.26%
6363 San Felipe Street		Director
Suite 105
Houston, Texas 77057



Deposit Guaranty
Insurance Corporation		-	              5,184,274	        57.90%
P. O. Box 8207
Bacliff, Texas 77518
(Matthew C. Little 50% Owner)


Matthew C. Little		Director  	     	 63,000    	00.70%
P. O. Box 308
Fresno, Texas 77545

Donald E. West		        President/		119,000		01.33%
1218 Autrey Street              Director
Suite 2
Houston, Texas 77006

J. T. Williams			Director		  5,000		00.06%
Apartment 102
4149 Bellaire Blvd.
Houston, Texas 77025

Richard W. Markle		Director		      0		    0
5353 Memorial Drive
# 3045
Houston, Texas

All Officers and Directors as a Group			300,002	        03.35%






COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT
Section 16 (A) of the Securities Exchange Act of 1934 as amended,
(the " Exchange Act ") requires the Company's officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent (10%) shareholders are required by the Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16 (A) forms they file.

Management believes that during the period from December 31, 2000 to December 31, 2001, all Section 16 (A) filing requirements applicable to it's current officers, directors and ten percent (10%) beneficial owners were complied with.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective December 31, 2001 the principal shareholder acquired control of the Company pursuant to the reorganization agreement and merger as described in Item 1 above.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

1. Alpha Generation, Inc. Corporate Charter

2. Alpha Generation, Inc. Articles of Incorporation

3. Alpha Generation, Inc. Articles of Amendment to the Articles of Incorporation

4. Re-organization Agreement


(B) REPORTS FILED ON FORM 8-K

 None






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2003.





ALPHA GENERATION, INC.

By:    /s/ Donald E. West
     -------------------------------------
	Donald E. West, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB below.

NAME				TITLE				DATE

Donald E. West			President/ CEO / Director	May 19, 2003






Certification


I, Donald E. West, certify that:

1. I have reviewed this annual report on Form 10-KSB of Alpha Generation, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to this annual report.
3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this annual report.
4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedure
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
   (a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;
   (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function:
	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in the Registrant's internal controls and;
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrants other certifying officers and I have indicated in this annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003

/s/ Donald E. West /s/
____________________________
    Donald E. West
      President