Form 10QSB/A
period 2003-03-31
ALPHA GENERATION INC
filed 2003-08-12
CIK 350915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D. C. 20549




FORM 10-QSB

------------------------






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934




Alpha Generation, Inc.
(Formerly Trinidad Corporation)
Incorporated in the State of Texas
File Number 0-18515


Check whether the issuer (1) timely filed all  reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the
preceding 12 months;      Yes______     No___X___

and   (2) has been subject to such filing requirements for the past 90 days.
Yes__X___ No_____

As of March 31, 2003 there were 8,954,347 outstanding shares of Alpha Generation, Inc. Common Stock, no par value . There are 50,000,000 shares of Common Stock, no par value authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_  ,






























             Alpha Generation, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION ( UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2003 (Unaudited) and
December 31, 2002 (Audited).


Statements of Operations for the Three Month periods ended March 31, 2003 and March 31, 2002.

Statements of Cash Flows for the Three Month periods ended March 31,2003 and March 31, 2002.

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

PART II



OTHER INFORMATION

	ITEM 2. CHANGES IN SECURITIES






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements



Alpha Generation, Inc.,

Balance Sheets
 					             March 31, 2003       December 31, 2002
          					     __(Unaudited)_______     (Audited)_
ASSETS
      Current Assets
	Cash and cash equivalent 			$        393		$      3,848
        Accounts receivable, net of allowance
	for doubtful accounts                                  2,996		       3,070
							_____________		____________
      Total Current Assets				$      3,889		$      6,918
							_____________		____________
      Investments
	Investments					$     36,292		$     19,849
							_____________		____________
Total Investments					$     36,292		$     19,849
							_____________		____________
Total Assets						$     40,181 		$     26,767



LIABILITIES

      Current Liabilities
	Accounts payable				$      6,444		$         -
	Due to officer					$      9,351		$     9,351
							____________		___________-
	Total Current Liabilities			$     15,795		$     9,351
							____________		___________
	Total Liabilities				$     15,795		$     9,351


STOCKHOLDERS EQUITY

Preferred Stock:
500,000 authorized shares, no par value
no shares issue and outstanding
Common Stock
50,000,000 authorized shares, no par value
8,954,347 issued and outstanding
Additional Paid-in Capital   				$    232,784		$  232,784
Comprehensive Income (Loss) 				    (210,664)             (215,553)
Accumulated Income during the
development period			      		       2,266                   185
							_____________		___________
Total Stockholders Equity				$     24,386		$   17,416

Total Liabilities and Stockholders Equity		$     40,181		$   26,767








ALPHA GENERATION, INC.

Statements of Operations
    (Unaudited)
								Three Months Ended
							March 31, 2003		 March 31, 2002
							________________________________________
Revenues			          		$    8,478		$    4,988


Selling, General and
Administrative
Expense 	           		               $     6,396           	$    5,334
Operating Income (Loss)		 		       $     2,081            	$  <   346>
Other Income (Expense)
Interest (Expense) 					        -                        -
Other Income         	       			       $        -               $        -
(expense) 				     	       $        -               $        -
						      _____________		____________
Other Income net  				       $        -    		$        -


Net Income (Loss)                            	       $    2,081 	        $  <   346>

Net Income(Loss) $
per share	                             	       $   0.0002               $   <  nil>

Weighted average
shares outstanding 	                  		8,954,347                8,954,347

The accompanying is an integral part of the financial statements












ALPHA GENERATION, INC.
Statements of Cash Flows
    (Unaudited)
							Three Months Ended March 31
							2003 			2002                            							____________________________
Cash Flows From Operating
Activities:
Net Income			            		$   2,081         	 $      <346>
Amortization                                            $       -                $         -
Depreciation	                                        $       -          	 $         -
Shares issued for services                              $       -                $         -
Net increase> decrease in
operating assets and
liabilities			            		$   6,970                $    17,415										__________		______________
Net Cash Provided by
Operating Activities	            			$   9,051                $    17,069

Cash Flows From Investing Activities:

Purchase of property and equipment            		$                        $
Net Cash Provided by Investing Activities   		$			 $  	                       							___________		______________
Cash Flows From Financing Activities     		$       -         	 $         -

Increase in notes payable		             	$        	         $
Payment of notes payable            			$                        $
Net Cash Provided by Financing Activities  		$                        $
							____________		________________
                                                        $       -                $         -
Net Increase<Decrease> in Cash	             		$    9,051               $    17,069

Cash-Beginning of Year		             		$   17,069               $       =0=

Cash-End of Year		             		$   26,120     	  	 $    17,069
Supplementary Disclosure
Cash Paid for Interest                                  $        -               $         -
Cash Paid for Taxes		             		$        -		 $         -

Non-cash Transactions
Shares Issued for Services			                 -                         -
Shares Issued for Assets			                 -	                   -


Notes to financial Statements

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



Note 4  -  Subsequent Events

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the three month period ending March 31, 2003 the Company had sales of eight thousand four hundred seventy eight dollars ($8,478). Net income for the period was two thousand eighty one dollars ($2,081). This equates to earnings for this period of $0.0002 per share as compared to sales of four thousand nine hundred eighty eight dollars ($4,988) with a net loss of three hundred forty six dollars ($<346>) that equated to a loss of <nil> per share for the same period in 2002.

	Liquidity and capital resources
The Company had total assets of forty thousand one hundred eighty one dollars ($40,181) with total liabilities of fifteen thousand seven hundred ninety five dollars ($15,795) producing a stockholders equity of twenty four thousand three hundred eighty six dollars ($24,386 ) at March 31, 2003. This compares to total assets of twenty six thousand seven hundred sixty seven dollars ($26,767) with total liabilities of ninety three hundred fifty one dollars ($9,351) producing a stockholders equity dollars ($17,416) at March 31, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months.

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form
10QSB include, among others, the pace of technologicalchange, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations
" Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's
SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements,investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.


PART II

ITEM 2.
         None





	All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



				        SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the tenth day of May, 2003.

	Alpha Generation, Inc.

                    /S/       Donald E. West      /S/
	By  ____________________________________         Dated: May 10, 2003
	      Donald E. West
	      President, Chief Executive Officer






	Certifications

	I, Donald E. West, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alpha Generation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations cash
   flows of the registrant as of,    and for, the periods presented in this
   quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

	(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, To the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have Identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: June 20, 2003

	/s/  Donald E. West /S/
	Donald E. West
        President, and Chief Executive Officer





	I,  M. A. Ecclestone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alpha Generation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and, cash flows of the Registrant as of, and for the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the Registrant and have;

	(a) designed such disclosure controls and procedures to insure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularily during the period in which this quarterly report is being prepared;
	(b) evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the " Evaluation Date"); and
	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and proceedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors ( or persons performing The equivalent functions);

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record,process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in the Registrant's internal controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: June 20,2003


	/s/ M. A. Ecclestone  /s/
	____________________________
            M. A. Ecclestone
	  Treasurer and Chief Financial Officer