Form 10QSB
period 2003-06-30
ALPHA GENERATION INC
filed 2003-08-12
CIK 350915

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

As of June 30, 2003 there were 8,954,347 outstanding shares of Alpha Generation, Inc. Common Stock, no par value . There are 50,000,000 shares of Common Stock, no par value authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_ ,
















 Alpha Generation, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION ( UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  June 30, 2003(Unaudited) and December 31, 2002(Audited).


Statements of Operations for the three month periods and six months periods ended June 30, 2003 and June 30, 2002.

Statements of Cash Flows for the six month periods ended June 30,2003 and June 30, 2002.

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

PART II



OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements





Alpha Generation, Inc.,
 Balance Sheet
							June 30,2003      December 31,2002
 							(Unaudited)       (Audited)
ASSETS

Current Assets
Cash and cash equivalent 				$      1094		$     3,848
Accounts receivable, net of allowance
for doubtful accounts                                         2,355		      3,070
Total Current Assets					$     3,449		$     6,918

Investments
Investments						$    74,240		$    19,849

Total Investments					$    74,240		$    19,849
Total Assets						$    77,689 		$    26,767



 LIABILITIES

Current Liabilities
Accounts payable					$     9,169		$      -
Due to officer						$     9,351		$     9,351

Total Current Liabilities				$    18,520		$     9,351

Total Liabilities					$    18,520  		$     9,351


STOCKHOLDERS EQUITY

Preferred Stock:
500,000 authorized shares, no par value
no shares issue and outstanding
Common Stock
50,000,000 authorized shares, no par value
8,954,347 issued and outstanding
Additional Paid-in Capital				$  232,784		$  232,784
Comprehensive Income (Loss)				   (174249)		  (215,553)
Accumulated Income during the development period	       634 		       185

Total Stockholders Equity				$   59,169		$   17,416

Total Liabilities and Stockholders Equity		$   77,689		$   26,767



The accompanying notes to the financial statements are an integral part of the financial statements.







			          ALPHA GENERATION, INC.
   	                          Statements of Operations
                                 (Unaudited)
        		 	      Six Months Ended
			   	June 30, 2003      June 30 2002
Revenues	              	$  13,537    	$   13,590



Selling, General and
Administrative
Expense   		        $   9,169	$     9,874

Operating Income (Loss)	        $   4,368	$     3,716

Interest (Expense)                      -
Other Income                    $  36,936       $       847
(expense)                      ___________      ___________
Other Income net                $   36,936      $       847


Net Income (Loss)	        $   41,304	$     4,563


Net Income(Loss)
$ per share                     $   0.0046	$    0.0005

Weighted average
shares outstanding               8,954,347	  8,954,347



The accompanying notes to the financial statements are an integral part of the financial statements












                                       ALPHA GENERATION, INC.
                                       Statements of Cash Flows
                                              (Unaudited)
			     Three Months Period 		Six Months Period
				Ended June 30  			 Ended June 30
			       2003	    2002	   2003	          2002
Cash Flows From
Operating Activities:
Net Income                     $  39,223  $   2281	$  41,304	$  4,563
Depreciation                   $       -  $      -   	$       - 	$      -
Shares issued for services     $       -  $      -    	$       -	$      -
Net<increase> decrease in
operating assets and
liabilities  	               $  44,952  $  <1319>     $  51,922   	$  <2,639>

Net Cash Provided by
Operating Activities           $  84,175  $    962	$  93,226	$   1,924


Cash Flows From
Investing Activities:
Purchase of property
and equipment                  $          $ 		$		$
Net Cash Provided by
Investing Activities   	       $	  $ 		$		$

Cash Flows From
Financing Activities:

Increase in notes payable      $  9,169   $ 		$   9,169       $        -
Payment of notes payable       $ ______   $_________    $________       $__________
Net Cash Provided by
Financing Activities           $  9,169	  $	        $   9,169       $

Net Increase<Decrease>
in Cash	                       $ 93,344   $	962     $ 102,395       $    1,924

Cash-Beginning of period       $ 26,120   $     =0=	$   17,069      $       -0-

Cash-End of Period             $119,464   $    962      $  119,464      $    1,924
Supplementary Disclosur
Cash Paid for Interest         $    506   $      -	$      506      $
Cash Paid for Taxes	       $   2075   $             $     2075      $

Non-cash Transactions
Shares Issued for Services	      -          -
Shares Issued for Assets


The accompanying notes to the financial statements are an integral part to the financial statements.










Notes to Financial Statements


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the three month period ending June 30, 2003 the Company had sales of five thousand fifty-nine dollars ($5,059) which produced an operating net profit of twenty two hundred eighty-seven dollars ($2,287) along with a thirty six thousand nine hundred thirty-six dollar ($36,936) increase in operating assets which produced a net income for the period of thirty nine thousand two hundred twenty-three dollars ($39,223). This equates to earnings for this period of $0.0044 per share as compared to sales of four thousand nine hundred eighty eight dollars ($4,988) with a net loss of three hundred forty six dollars ($<346>) that equated to a loss of <nil> per share for the same period in 2002

For the six months period ended June 30, 2003 the Company had sales of thirteen thousand five hundred thirty-seven dollars($13,537) along with the thirty six thousand nine hundred thirty-six($36,936) increase in operating assets which produced a net income of forty one thousand three hundred four dollars($41,304) for the six-month period. This equates to earnings of $0.0046 per share for the period.

	Liquidity and capital resources
The Company had total assets of seventy seven thousand six hundred eighty nine dollars ($77,689) with total liabilities of eighteen thousand five hundred twenty dollars ($18,520) producing a stockholders equity of fifty nine thousand one hundred sixty-nine dollars ($59,169) at June 30, 2003. This compares to total assets of twenty six thousand seven hundred sixty seven dollars ($26,767) with total liabilities of ninety three hundred fifty one dollars ($9,351) producinga stockholders equity seventeen thousand four hundred sixteen dollars ($17,416)at June 30, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations willprove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form
10QSB include, among others, the pace of technological change, the Company's ability to manage growthand attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations
" Assumptions Underlying Certain Forward-Looking Statements and Factors
That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Companywill make additional updates or corrections with respect thereto or withrespect to other forward-looking statements. Actual results may vary materially.


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

	Alpha Generation, Inc.

                    /S/       Donald E. West      /S/
	By  ____________________________________         Dated: July 31, 2003
	      Donald E. West
	      President, Chief Executive Officer






	Certifications

	I, Donald E. West, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Alpha Generation, Inc.;

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

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have Identified for the registrant's auditors any material weaknesses in the registrant's internal
	 controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in otherfactors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: July 31, 2003

	/s/  Donald E. West /S/
	Albert H. Bieser
        President, and Chief Executive Officer





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

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data
	 and have identified for the Registrant's auditors any material weaknesses in the Registrant's internal controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: July 31,2003


	/s/ M. A. Ecclestone  /s/
            M. A. Ecclestone
	  Treasurer and Chief Financial Officer